Form 10-K
period 1996-12-31
MORTGAGE CAPITAL FUNDING INC
filed 1997-03-31
CIK 906521

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                                Commission File Number
   December 31, 1996                                            33-63924

                         Mortgage Capital Funding, Inc.
                   (Issuer in respect of Mortgage Pass-Through
                         Certificates, Series 1996-MC1)
             (Exact name of registrant as specified in its charter)

             Delaware                                          13-3408716
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

   399 Park Avenue, 3rd Floor
       New York, New York                                       10043
     (Address of principal                                    (Zip Code)
       executive offices)

Registrant's telephone number, including area code: (212) 559-6893. Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  . No      .
                                             -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes  X  . No      .
                                  -----     -----

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         NOT APPLICABLE

                                     PART I

Item 1.  Business.

         Omitted pursuant to a request to the Securities and Exchange Commission for an exemption of Mortgage Capital Funding, Inc. ("MCFI" or the "registrant") pursuant to Section 12(h) of the Securities Exchange Act of 1934 (the "12(h) Exemption"), filed by Thacher Proffitt & Wood on behalf of the registrant on October 17, 1995.

Item 2.  Properties.

         The Trust did not acquire any mortgaged property in connection with the foreclosure of a defaulted Mortgage Asset or otherwise. As of December 31, 1996, no mortgage loan had a principal balance greater than 10% of the aggregate principal balance of the Mortgage Pool.

Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceeding involving the Mortgage Properties, or to the extent related to the Trust Fund, any of MCFI, the sponsor (the "Sponsor"), Citibank, N.A. ("Citibank"), as mortgage loan seller, GMAC Commercial Mortgage Corporation ("GMAC") as master servicer (the "Master Servicer"), and as successor in interest to Hanford/Healy Asset Management Company, as special servicer (the "Special Servicer") or the trust (the "Trust") evidenced by the registrant's Mortgage Pass-Through Certificates, Series 1996-MC1 (the "Certificates"), or State Street Bank and Trust Company, as trustee (the "Trustee") or REMIC administrator (the "REMIC Administrator"), for the Certificates, other than routine litigation incidental to the duties of the Sponsor, Citibank, the Master Servicer, the Special Servicer or the Trustee under the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of July 1, 1996 between the Sponsor, Citibank, as mortgage loan seller, the Master Servicer, the Special Servicer and the Trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder's
Matters.

         (a) There is no established public trading market for the Certificates. To the best of the registrant's knowledge, there are no reported high and low bid quotations for any of the Certificates.

         (b) As of December 31, 1996, the number of record holders of the registrant's Mortgage Pass- Through Certificates, Series 1996-MC1: 12.

         (c) Omitted pursuant to the 12(h) Exemption.

Item 6.  Selected Financial Data.

         Omitted pursuant to the 12(h) Exemption.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the 12(h) Exemption.

Item 8.  Financial Statements and Supplementary Data.

         Omitted pursuant to the 12(h) Exemption.

Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Omitted pursuant to the 12(h) Exemption.

Item 11. Executive Compensation.

         Omitted pursuant to the 12(h) Exemption.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) As of December 31, 1996, 100% of all the publicly offered Mortgage Pass-Through Certificates, Series 1996-MC1 were held as of record by Cede & Co., 55 Water Street, New York, New York 10041.

         (b) Omitted pursuant to the 12(h) Exemption.

         (c) Omitted pursuant to the 12(h) Exemption.

Item 13. Certain Relationships and Related Transactions.

         (a)(1)   Omitted pursuant to the 12(h) Exemption.

         (a)(2)   Omitted pursuant to the 12(h) Exemption.

         (a)(3) The Issuer has been informed that GMAC Commercial Mortgage Corporation as of December 31, 1996, was beneficial owner of Certificates issued by the Trust with an outstanding principal amount of $18,088,000 and a Notional Amount of $242,000,000. GMAC Commercial Mortgage Corporation serves as Master Servicer and Special Servicer under the Pooling Agreement for which it receives a master servicing fee, equal, on a per annum basis, to 0.14% to 2.005% per annum of the outstanding principal balance of each Mortgage Loan (with an initial weighted average rate applicable to such Mortgage Loans of 0.234% per annum). GMAC as Master Servicer is also entitled to retain all assumption and modification fees, late payment charges and penalty interest in excess of interest at the related Mortgage Rate received on or with respect to Mortgage Loans serviced thereby and certain other fees as specified in the Pooling Agreement. In 1996, GMAC received a fee for these services of $174,002.03 (including the Standby Fee payable to the Special Servicer) net of sub-servicing and trustee fees. The Special Servicer will be entitled to certain Standby Fees, Special Servicing Fees, Workout Fees and Liquidation Fees. The Standby Fee accrues as to each Mortgage Loan at a rate of .005% per annum which will be payable out of the Master Servicing Fee. For 1996, the Special Servicer did not receive any Special Servicing Fees, Workout Fees or Liquidation Fees.

         (a)(4)   None.

         (b)      Omitted pursuant to the 12(h) Exemption.

         (c)      Omitted pursuant to the 12(h) Exemption.

         (d)      Omitted pursuant to the 12(h) Exemption.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) Annual Statement of Compliance, pursuant to Pooling Agreement and participation agreements referred to therein.

                  Delivered by GMAC Commercial Mortgage Corporation as Master Servicer and Special Servicer.

                  (2) Annual Servicing Report from independent public accountants, pursuant to Pooling Agreement and participation agreements referred to therein.

                  (i) Delivered by Master Servicer.

                  (ii) Omitted as no Mortgage Loans became Specially Serviced Mortgage Loans or REO Properties during the time period covered by this 10-K.

         (b) Reports on Form 8-K. During the last quarter of the prior calendar year, no Reports on Form 8-K were filed by the registrant.

         (c) (1) Articles of incorporation of MCFI have been previously filed with the Securities and Exchange Commission.

                  (2) By-laws of MCFI have been previously filed with the Securities and Exchange Commission.

                  (3) Pooling and Servicing Agreement dated as of July 1, 1996 among the Sponsor, Citibank, N.A. as Seller, the Master Servicer, Hanford/Healy Asset Management Company, as Special Servicer, and State Street Bank and Trust Company as Trustee and REMIC Administrator has been previously filed in a Report on Form 8-K dated July 10, 1996.

         (d) As required pursuant to the 12(h) Exemption, information aggregating certain data reported with respect to each distribution date will be set forth as Exhibit 99(d) hereto.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the registrant's last fiscal year or proxy material with respect to any annual or other meeting of security holders has been sent to security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MORTGAGE CAPITAL FUNDING, INC.
                                        (Issuer in respect of Mortgage
                                     Pass-Through Certificates, Series 1996-MC1)
                                                   (Registrant)


                                     By: /s/ Robert E. Woods
                                        ----------------------------
                                             Robert E. Woods
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 1997.

        Signature                                  Capacity
        ---------                                  --------


/s/ Robert E. Woods                 Chairman and Chief Executive Officer
---------------------------                 (Principal Executive Officer)
Robert E. Woods


/s/Theresa D. DeGuisto              Vice President and Treasurer
---------------------------                 (Principal Financial and
Theresa D. DeGuisto                         Accounting Officer)


/s/ Carol Ann Arvon                 Director
---------------------------
Carol Ann Arvon


/s/ J. Theodore Borter              Director
---------------------------
J. Theodore Borter


/s/ Frank Forelle                   Director
---------------------------
Frank Forelle


/s/ Richard L. Jarocki, Jr.         Director
---------------------------
 Richard L. Jarocki, Jr.

                                 EXHIBIT INDEX


Exhibit No.

99(a)(1) Annual Statement of Compliance, pursuant to Pooling Agreement and participation agreements referred to therein.

            Delivered by GMAC Commercial Mortgage Corporation as Master Servicer and Special Servicer.

99(a)(2) Annual Servicing Report from independent public accountants, pursuant to Pooling Agreement and participation agreements referred to therein.

            Delivered by Master Servicer.

99(d)       Aggregate data with respect to distributions made in 1996.