Form 10-K
period 1996-12-31
MORTGAGE CAPITAL FUNDING INC
filed 1997-03-31
CIK 906521

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

                         Mortgage Capital Funding, Inc.
                   (Issuer in respect of Mortgage Pass-Through
                         Certificates, Series 1996-MC2)
             (Exact name of registrant as specified in its charter)

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

Item 3. Legal Proceedings.

        The registrant knows of no material pending legal proceeding involving the Mortgage Properties, or, to the extent related to the Trust Fund, any of MCFI, the sponsor (the "Sponsor"), Citicorp Real Estate, Inc. ("CREI"), as mortgage loan seller, NationsBanc Mortgage Capital Corporation ("NMCC"), as Additional Warranting Party, GMAC Commercial Mortgage Corporation ("GMAC") as master servicer (the "Master Servicer") and as special servicer (the "Special Servicer") or the trust (the "Trust") evidenced by the registrant's Mortgage Pass-Through Certificates, Series 1996-MC2 (the "Certificates"), or LaSalle National Bank, as trustee (the "Trustee") or REMIC administrator (the "REMIC Administrator") or ABN AMRO Bank N.V. (the "Fiscal Agent"), as Fiscal Agent, for the Certificates, other than routine litigation incidental to the duties of the Sponsor, CREI, NMCC, the Master Servicer, the Special Servicer, the Trustee, the REMIC Administrator or the Fiscal Agent under the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of December 1, 1996 between the Sponsor, CREI, as mortgage loan seller, NMCC, as Additional Warranting Party, the Master Servicer, the Special Servicer, the Trustee, the REMIC Administrator and the Fiscal Agent.

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

        (b) As of December 31, 1996, the number of record holders of the registrant's Mortgage Pass- Through Certificates, Series 1996-MC2 was 5.

        (c) Omitted pursuant to the 12(h) Exemption.

Item 6. Selected Financial Data.

        Omitted pursuant to the 12(h) Exemption.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Omitted pursuant to the 12(h) Exemption.

Item 8. Financial Statements and Supplementary Data.

        Omitted pursuant to the 12(h) Exemption.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

        Omitted pursuant to the 12(h) Exemption.

Item 11. Executive Compensation.

        Omitted pursuant to the 12(h) Exemption.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a) As of December 31, 1996, 100% of all the publicly offered Mortgage Pass-Through Certificates, Series 1996-MC2 were held of record by Cede & Co., 55 Water Street, New York, NY 10041.

        (b) Omitted pursuant to the 12(h) Exemption.

        (c) Omitted pursuant to the 12(h) Exemption.

Item 13. Certain Relationships and Related Transactions.

        (a)(1) Omitted pursuant to the 12(h) Exemption.

        (a)(2) Omitted pursuant to the 12(h) Exemption.

        (a)(3) The registrant has been informed that as of December 31, 1996, GMAC Commercial Mortgage Corporation was the beneficial owner of Certificates issued by the Trust with an outstanding principal amount of $29,773,614 (representing 6.5% of the Certificates and 100% of the registrant's Class G and Class H Certificates) and a Notional Amount of $84,518,420 (representing 18% of the registrant's Class X Certificates). GMAC Commercial Mortgage Corporation serves as Master Servicer and Special Servicer under the Pooling Agreement for which it receives a master servicing fee, equal, on a per annum basis, to 0.210% to 0.380% per annum of the outstanding principal balance of each Mortgage Loan (with an initial weighted average rate applicable to such Mortgage Loans of 0.263% per annum). GMAC as Master Servicer is also entitled to receive certain other fees as specified in the Pooling Agreement. GMAC as Special Servicer will be entitled to certain Standby Fees, Special Servicing Fees, Workout Fees and Liquidation Fees and all assumption and modification fees, late payment charges and penalty interest in excess of interest at the related Mortgage Rate received on or with respect to Mortgage Loans serviced thereby. The Standby Fee accrues as to each Mortgage Loan at a rate of .005% per annum which will be payable out of the Master Servicing Fee. In 1996, GMAC did not receive any fees for its services as Master Servicer or Special Servicer.

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

                    (i)  Delivered by Master Servicer.

                    (ii) Omitted with respect to Special Servicer as no Mortgage Loans became Specially Serviced Mortgage Loans or REO Properties during the time period covered by this 10-K.

        (b) Reports on Form 8-K. During the last quarter of the prior calendar year, Reports on Form 8-K were filed by the registrant as follows: Reports on Form 8-K dated November 25, 1996 and December 11, 1996 were filed in response to
Item 5 (Other Events) of Form 8-K with respect to certain information that may be considered to be computational materials and ABS term sheets furnished to prospective investors in connection with the offering of the Certificates; and a Report on Form 8-K dated December 19, 1996 was filed in response to Item 2 (Acquisition or Disposition of Assets) of Form 8-K with respect to the issuance of the Certificates and the acquisition by the Trust Fund of the Trust Fund assets.

        (c) (1) Articles of incorporation of MCFI have been previously filed with the Securities and Exchange Commission.

               (2) By-laws of MCFI have been previously filed with the Securities and Exchange Commission.

               (3) Pooling and Servicing Agreement dated as of December 1, 1996 among the Sponsor, CREI, as Mortgage Loan Seller, NMCC, as Additional Warranting Party, the Master Servicer, the Special Servicer, LaSalle National Bank, as Trustee and REMIC Administrator, and ABN AMRO Bank N.V., as Fiscal Agent, has been previously filed in a Report on Form 8-K dated December 19, 1996.

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

                                     MORTGAGE CAPITAL FUNDING, INC.
                                        (Issuer in respect of Mortgage
                                     Pass-Through Certificates, Series 1996-MC2)
                                                   (Registrant)


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