Form 10-K
period 1997-12-31
MORTGAGE CAPITAL FUNDING INC
filed 1998-03-30
CIK 906521

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

             [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended                                         Commission
File Number
   December 31, 1997                                              333-24489

                         Mortgage Capital Funding, Inc.
                   (Issuer in respect of Mortgage Pass-Through
                         Certificates, Series 1997-MC1)
             (Exact name of registrant as specified in its charter)

             Delaware                                      13-3408716
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     Identification No.)

399 Park Avenue, 3rd Floor
    New York, New York                                   10043
  (Address of principal                               (Zip Code)
   executive offices)

Registrant's telephone number, including area code: (212) 793-5880 Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ______.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

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

Item 2. Properties.

      The Trust did not acquire any mortgaged property in connection with the foreclosure of a defaulted Mortgage Asset or otherwise. As of December 31, 1997, no mortgage loan had a principal balance greater than 10% of the aggregate principal balance of the Mortgage Pool.

Item 3. Legal Proceedings.

      The registrant knows of no material pending legal proceeding involving the Mortgage Properties, or, to the extent related to the Trust Fund, any of MCFI, the sponsor (the "Sponsor"), Citicorp Real Estate, Inc. ("CREI"), as mortgage loan seller, NationsBanc Mortgage Capital Corporation ("NMCC"), as Additional Warranting Party, CRIIMI MAE Services Limited Partnership ("CRIIMI MAE"), as master servicer (the "Master Servicer") and as special servicer (the "Special Servicer") or the trust (the "Trust") evidenced by the registrant's Mortgage Pass-Through Certificates, Series 1997-MC1 (the "Certificates"), or LaSalle National Bank, as trustee (the "Trustee") or REMIC administrator (the "REMIC Administrator"), or ABN AMRO Bank N.V. as fiscal agent (the "Fiscal Agent") for the Certificates, other than routine litigation incidental to the duties of the Sponsor, CREI, NMCC, the Master Servicer, the Special Servicer, the Trustee, the REMIC Administrator or the Fiscal Agent under the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of June 1, 1997, between the Sponsor, CREI, as mortgage loan seller, NMCC, as Additional Warranting Party, the Master Servicer, the Special Servicer, the Trustee, the REMIC Administrator and the Fiscal Agent.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and Related  Stockholder's
Matters.

      (a)

      (1) There is no established public trading market for the Certificates. To the best of the registrant's knowledge, there are no reported high and low bid quotations for any of the Certificates.

      (2) As of December 31, 1997, the number of record holders of the registrant's Mortgage Pass-Through Certificates, Series 1997-MC1 was 5.

      (3) Omitted pursuant to the 12(h) Exemption.

      (b) Not applicable.


Item 6. Selected Financial Data.

      Omitted pursuant to the 12(h) Exemption.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Omitted pursuant to the 12(h) Exemption.

Item 7A. Quantitive and Qualitive Disclosure re Market Risk.

      Not applicable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a) As of December 31, 1997, 100% of all the publicly offered Mortgage Pass-Through Certificates, Series 1997-MC1 were held of record by Cede & Co., 55 Water Street, New York, NY 10041.

      (b) Omitted pursuant to the 12(h) Exemption.

      (c) Omitted pursuant to the 12(h) Exemption.

Item 13. Certain Relationships and Related Transactions.

      (a)(1) Omitted pursuant to the 12(h) Exemption.

      (a)(2) Omitted pursuant to the 12(h) Exemption.

      (a)(3) The registrant has been informed that as of December 31, 1997, CRIIMI MAE was the beneficial owner of Certificates issued by the Trust with an outstanding principal amount of $19,938,252 (representing 3% of the Certificates, 75.6% of the Class F Certificates, 60% of the Class G Certificates , 48% of the Class H Certificates, 21% of the Class J Certificates and 100% of the Class K Certificates). CRIIMI MAE serves as Master Servicer and Special Servicer under the Pooling Agreement for which it receives a master servicing fee, equal, on a per annum basis, to 0.170% to 0.355% per annum of the outstanding principal balance of each Mortgage Loan (with an initial weighted average rate applicable to such Mortgage Loans of 0.208% per annum). CRIIMI MAE as Master Servicer is also entitled to receive certain other fees as specified in the Pooling Agreement. CRIIMI MAE as Special Servicer will be entitled to certain Standby Fees, Special Servicing Fees, Workout Fees and Liquidation Fees and all assumption and modification fees, late payment charges and penalty interest in excess of interest at the related Mortgage Rate received on or with respect to Mortgage Loans serviced thereby. The Standby Fee accrues as to each Mortgage Loan at a rate of .005% per annum which will be payable out of the Master Servicing Fee. In 1997, CRIIMI MAE received $688,588.06 for its services as Master Servicer and $0 for its services as Special Servicer.

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

      Delivered by CRIIMI MAE as Master Servicer and Special Servicer.

      (2) Annual Servicing Report from independent public accountants, pursuant to Pooling Agreement and participation agreements referred to therein.

      (i) Delivered by Master Servicer.

      (ii) Omitted with respect to Special Servicer as no Mortgage Loans became Specially Serviced Mortgage Loans or REO Properties during the time period covered by this 10-K.

      (b) Reports on Form 8-K. During the last quarter of the prior calendar year, Reports on Form 8-K were filed by the registrant as follows: Reports on Form 8-K dated October 20, 1997, November 20, 1997 and December 22, 1997 were filed in response to Item 5 (Other Events) of Form 8-K with respect to information contained in Distribution Date Statements delivered to Certificateholders for the Distributions Dates occurring in October, November and December, 1997, respectively.

      (c) (1) Articles of incorporation of MCFI have been previously filed with the Securities and Exchange Commission.

      (2) By-laws of MCFI have been previously filed with the Securities and Exchange Commission.

      (3) Pooling and Servicing Agreement dated as of June 1, 1997 among the Sponsor, CREI, as Mortgage Loan Seller, NMCC, as Additional Warranting Party, the Master Servicer, the Special Servicer, LaSalle National Bank, as Trustee and REMIC Administrator, and ABN AMRO Bank N.V., as Fiscal Agent, has been previously filed in a Report on Form 8-K dated July 1, 1997.

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

                                          MORTGAGE CAPITAL FUNDING, INC.
                                             (Issuer in  respect of Mortgage
                                     Pass-Through  Certificates, Series1997-MC1)
                                                      (Registrant)


                                          By:  /s/    Richard L. Jarocki, Jr
                                                Richard L. Jarocki, Jr.
                                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 1998.

      Signature                           Capacity



/s/ Richard L. Jarocki, Jr          President and Director
Richard L. Jarocki, Jr.             (Principal Executive Officer)



/s/ Theresa D. DeGuisto             Vice President and Treasurer
Theresa D. DeGuisto                 (Principal Financial and
                                    Accounting Officer)


/s/ Frank Forelle                   Vice President and Director
Frank Forelle

                                  EXHIBIT INDEX

Exhibit No.
      99(a)(1) Annual Statement of Compliance, pursuant to Pooling Agreement and participation agreements referred to therein.

      Delivered by CRIIMI MAE Services Limited Partnership as Master Servicer and Special Servicer.

      99(a)(2) Annual Servicing Report from independent public accountants, pursuant to Pooling Agreement and participation agreements referred to therein.

      Delivered by Master Servicer.

      99(d) Aggregate data with respect to distributions made in 1997.