Form 10-K
period 1997-12-31
MORTGAGE CAPITAL FUNDING INC
filed 1998-03-30
CIK 906521

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

                         Mortgage Capital Funding, Inc.
                   (Issuer in respect of Mortgage Pass-Through
                         Certificates, Series 1997-MC2)
             (Exact name of registrant as specified in its charter)

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

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
      NOT APPLICABLE

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

Item 3. Legal Proceedings.

      The registrant knows of no material pending legal proceeding involving the Mortgage Properties, or, to the extent related to the Trust Fund, any of MCFI, the sponsor (the "Sponsor"), Citicorp Real Estate, Inc. ("CREI"), as mortgage loan seller, NationsBanc Mortgage Capital Corporation ("NMCC"), as Additional Warranting Party, Midland Loan Services, L.P., as master servicer (the "Master Servicer"), CRIIMI MAE Services Limited Partnership ("CRIIMI MAE"), as special servicer (the "Special Servicer") or the trust (the "Trust") evidenced by the registrant's Mortgage Pass-Through Certificates, Series 1997-MC2 (the "Certificates"), or LaSalle National Bank, as trustee (the "Trustee") or REMIC administrator (the "REMIC Administrator"), or ABN AMRO Bank N.V. as fiscal agent (the "Fiscal Agent") for the Certificates, other than routine litigation incidental to the duties of the Sponsor, CREI, NMCC, the Master Servicer, the Special Servicer, the Trustee, the REMIC Administrator or the Fiscal Agent under the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of November 1, 1997, between the Sponsor, CREI, as mortgage loan seller, NMCC, as Additional Warranting Party, the Master Servicer, the Special Servicer, the Trustee, the REMIC Administrator and the Fiscal Agent.

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

      (2) As of December 31, 1997, the number of record holders of the registrant's Mortgage Pass-Through Certificates, Series 1997-MC2 was 4.

      (3) Omitted pursuant to the 12(h) Exemption.

      (b) Not applicable.

Item 6. Selected Financial Data.

      Omitted pursuant to the 12(h) Exemption.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Omitted pursuant to the 12(h) Exemption.

Item 7A. Quantitive and Qualitive Disclosure re Market Risk

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a) As of December 31, 1997, 100% of all the publicly offered Mortgage Pass-Through Certificates, Series 1997-MC2 were held of record by Cede & Co., 55 Water Street, New York, NY 10041.

      (b) Omitted pursuant to the 12(h) Exemption.

      (c) Omitted pursuant to the 12(h) Exemption.

Item 13. Certain Relationships and Related Transactions.

      (a)(1) Omitted pursuant to the 12(h) Exemption.

      (a)(2) Omitted pursuant to the 12(h) Exemption.

      (a)(3) The registrant has been informed that as of December 31, 1997, CRIIMI MAE was the beneficial owner of Certificates issued by the Trust with an outstanding principal amount of $17,411,549 (representing 2% of the Certificates and 100% of the Class K Certificates) CRIIMI MAE serves as Special Servicer under the Pooling Agreement for which it will be entitled to certain Standby Fees, Special Servicing Fees, Workout Fees and Liquidation Fees and all assumption and modification fees, late payment charges and penalty interest in excess of interest at the related Mortgage Rate received on or with respect to Mortgage Loans serviced thereby. The Standby Fee accrues as to each Mortgage Loan at a rate of .02% per annum which will be payable out of the Master Servicing Fee. In 1997, CRIIMI MAE did not receive any fees for its services as Special Servicer.

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

      Delivered by Midland as Master Servicer and CRIIMI MAE as Special
Servicer.

      (2) Annual Servicing Report from independent public accountants, pursuant to Pooling Agreement and participation agreements referred to therein.

      (i) Delivered by Master Servicer.

      (ii) Omitted with respect to Special Servicer as no Mortgage Loans became Specially Serviced Mortgage Loans or REO Properties during the time period covered by this 10-K.

      (b) Reports on Form 8-K. During the last quarter of the prior calendar year, Reports on Form 8-K were filed by the registrant as follows: Reports on Form 8-K dated November 10, 1997, November 24, 1997, and November 25, 1997 were filed in response to Item 5 (Other Events) of Form 8-K with respect to certain information that may be considered to be computational materials and ABS term sheets furnished to prospective investors in connection with the offering of the Certificates; a Report on Form 8-K dated November 25, 1997 was filed in response to Item 2 (Acquisition or Disposition of Assets) of Form 8-K with respect to the issuance of the Certificates and the acquisition by the Trust Fund of the Trust Fund assets.

      (c) (1) Articles of incorporation of MCFI have been previously filed with the Securities and Exchange Commission.

      (2) By-laws of MCFI have been previously filed with the Securities and Exchange Commission.

      (3) Pooling and Servicing Agreement dated as of November 1, 1997 among the Sponsor, CREI, as Mortgage Loan Seller, NMCC, as Additional Warranting Party, the Master Servicer, the Special Servicer, LaSalle National Bank, as Trustee and REMIC Administrator, and ABN AMRO Bank N.V., as Fiscal Agent, has been previously filed in a Report on Form 8-K dated November 25, 1997.

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

                                          MORTGAGE CAPITAL FUNDING, INC.
                                         (Issuer   in   respect   of Mortgage
                                          Pass-Through  Certificates,   Series
                                          1997-MC2)
                                                    (Registrant)

                                          By: /s/     Richard L. Jarocki, Jr.
                                                      Richard L. Jarocki, Jr.
                                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 1998.

      Signature                           Capacity



/s/ Richard L. Jarocki, Jr.         President and Director
Richard L. Jarocki, Jr.             (Principal Executive Officer)



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

      Delivered by Midland Loan Services, L.P. as Master Servicer and CRIIMI MAE Services Limited Partnership as Special Servicer.

      99(a)(2) Annual Servicing Report from independent public accountants, pursuant to Pooling Agreement and participation agreements referred to therein.

      Delivered by Master Servicer.

      99(d) Aggregate data with respect to distributions made in 1997.