Form 10-K
period 1998-12-31
MORTGAGE CAPITAL FUNDING INC
filed 1999-03-31
CIK 906521

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

For the fiscal year ended                                Commission File Number
   December 31, 1998                                           333-64451

                         Mortgage Capital Funding, Inc.
                   (Issuer in respect of Mortgage Pass-Through
                         Certificates, Series 1998-MC3)
             (Exact name of registrant as specified in its charter)

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

Item 2. Properties.

        The Trust did not acquire any mortgaged property in connection with the foreclosure of a defaulted Mortgage Asset or otherwise. As of December 31, 1998, no mortgage loan had a principal balance greater than 10% of the aggregate principal balance of the Mortgage Pool.

Item 3. Legal Proceedings.

        The registrant knows of no material pending legal proceeding involving the Mortgage Properties, or, to the extent related to the Trust Fund, any of MCFI, the sponsor (the "Sponsor"), Citicorp Real Estate, Inc. ("CREI") and Salomon Brothers Realty Corp., as mortgage loan sellers, Amresco Services, L.P., as master servicer (the "Master Servicer"), Allied Capital Corporation ("Allied"), as special servicer (the "Special Servicer") or the trust (the "Trust") evidenced by the registrant's Mortgage Pass-Through Certificates, Series 1998-MC3 (the "Certificates"), or LaSalle National Bank, as trustee (the "Trustee") or REMIC administrator (the "REMIC Administrator"), or ABN AMRO Bank N.V. as fiscal agent (the "Fiscal Agent") for the Certificates, other than routine litigation incidental to the duties of the Sponsor, CREI, the Master Servicer, the Special Servicer, the Trustee, the REMIC Administrator or the Fiscal Agent under the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of December 1, 1998, between the Sponsor, the mortgage loan sellers, the Master Servicer, the Special Servicer, the Trustee, the REMIC Administrator and the Fiscal Agent.

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

              (2) As of December 31, 1998, the number of record holders of the registrant's Mortgage Pass-Through Certificates, Series 1998-MC3 was 43.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) As of December 31, 1998, 100% of all the publicly offered Mortgage Pass-Through Certificates, Series 1998-MC3 were held of record by Cede & Co., 55 Water Street, New York, NY 10041.

         (b) Omitted pursuant to the 12(h) Exemption.

         (c) Omitted pursuant to the 12(h) Exemption.

Item 13. Certain Relationships and Related Transactions.

         (a)(1) Omitted pursuant to the 12(h) Exemption.

         (a)(2) Omitted pursuant to the 12(h) Exemption.

         (a)(3) The registrant has been informed that as of December 31, 1998, Allied was the beneficial owner of Certificates issued by the Trust with an outstanding principal amount of $102,169,000 (representing 11.25% of the Certificates and 100% of the Private Certificates). Allied serves as Special Servicer under the Pooling Agreement for which it will be entitled to certain Standby Fees, Special Servicing Fees, Workout Fees and Liquidation Fees and all assumption and modification fees, late payment charges and penalty interest in excess of interest at the related Mortgage Rate received on or with respect to Mortgage Loans serviced thereby. In 1998, Allied did not receive any fees for its services as Special Servicer.

         (a)(4) None.

         (b) Omitted pursuant to the 12(h) Exemption.

         (c) Omitted pursuant to the 12(h) Exemption.

         (d) Omitted pursuant to the 12(h) Exemption.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)(1) Annual Statement of Compliance, pursuant to Pooling Agreement and participation agreements referred to therein.

                Not applicable since not required under the Pooling Agreement to be delivered for 1998.

            (2) Annual Servicing Report from independent public accountants, pursuant to Pooling Agreement and participation agreements referred to therein.

                Not applicable since not required under the Pooling Agreement to be delivered for 1998.

         (b) Reports on Form 8-K. During the last quarter of the prior calendar year, Reports on Form 8-K were filed by the registrant as follows: Reports on Form 8-K dated December 15, 1998, December 28, 1998, and December 29, 1998 were filed in response to Item 5 (Other Events) of Form 8-K with respect to certain information that may be considered to be computational materials and ABS term sheets furnished to prospective investors in connection with the offering of the Certificates.

         (c)(1) Articles of incorporation of MCFI have been previously filed with the Securities and Exchange Commission.

            (2) By-laws of MCFI have been previously filed with the Securities and Exchange Commission.

            (3) Pooling and Servicing Agreement dated as of December 1, 1998 among the Sponsor, the Mortgage Loan Sellers, the Master Servicer, the Special Servicer, LaSalle National Bank, as Trustee and REMIC Administrator, and
ABN AMRO Bank N.V., as Fiscal Agent, has been previously filed in a Report on Form 8-K dated December 30, 1998.

         (d) No distribution date occurred in 1998; therefore this information is not supplied.


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

                                            MORTGAGE CAPITAL FUNDING, INC.
                                            (Issuer in respect of Mortgage
                                             Pass-Through Certificates, Series
                                             1998-MC3)
                                            (Registrant)


                                            By: /s/ Richard L. Jarocki, Jr.
                                                ---------------------------
                                                    Richard L. Jarocki, Jr.
                                                    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 1998.

         Signature                                    Capacity



/s/ Richard L. Jarocki, Jr.                     President and Director
--------------------------                  (Principal Executive Officer)
    Richard L. Jarocki, Jr.



/s/ Joseph Cutolo                           Vice President and Treasurer
-----------------                             (Principal Financial and
    Joseph Cutolo                                Accounting Officer)



/s/ Thomas Lavin                            Vice President and Director
----------------
    Thomas Lavin