Form 10-K/A
period 1998-12-31
MORTGAGE CAPITAL FUNDING INC
filed 1999-04-09
CIK 906521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1998

Commission File Number: 333-24489

Mortgage Capital Funding, Inc.
Issuer in Repscet of Multifamily/Commercial
Mortgage Pass-Through Certificates Series 1998-MC1
(Exact Name of registrant as specified in its charter)

Delaware      			13-3408716
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

399 Park Avenue, New York,  New York,  10004
(Address of Principal Executive Office)

212-559-6899
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the
Act:     None

Securities registered pursuant to Section 12(g) of the
Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998.

Not applicable.

Number of shares of common stock outstanding as of December 31, 1998.

Not applicable.



 Table of Contents


PART I

Item 1. Business..................................................3

Item 2. Properties................................................3

Item 3. Legal Proceedings.........................................3

Item 4. Submission Of Matters To A Vote Of Security Holders.......3

PART II

Item 5. Market For Registrant's Common Equity And
Related Shareholder Matters.......................................3

Item 6. Selected Financial Data...................................3

Item 7. Management's Discussion And Analysis Of Financial Condition
And Results Of Operations...............................4

Item 8. Financial Statements And Supplementary Data...............4

Item 9. Changes In And Disagreements With Accountants On
Accounting And Financial Disclosure.....................4

PART III

Item 10. Directors And Executive Officers Of The Registrant.......4

Item 11. Executive Compensation...................................4

Item 12. Security Ownership Of Certain Beneficial Owners And
            Management......................................4

Item 13. Certain Relationships And Related Transactions...4

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports
On Form 8-K.....................................4

Signatures................................................4

Exhibit Index.............................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates,
Series 1998-MC1 issued, pursuant to a Pooling and Servicing
Agreement, dated as of April 1, 1998 (the "Pooling and Servicing
Agreement"), by and among Mortgage Capital Funding as sponsor, Goldman Sacs Mortgage Company, As additional warranting party,
Ameresco Services, as master Servicer Criimi Mae Services Limited Partnership as special servicer, LaSalle National Bank, as Trustee and REMIC Administrator, and ABN AMRO Bank N.V., as fiscal agent. The Class A-1, Class A-2, Class X, Class B, Class
C, Class D, Class E, Class F, Class G, Class J, Class K, Class L,
Class M and Class N Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (the
"Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing
Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer's Annual
Statement of Compliance and Servicer s Independent Accountant's
Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
    ON FORM 8-K

(a)
1. Servicer's Annual Statement of Compliance for the period ended 12/31/98.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/98.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


LASALLE NATIONAL BANK, IN
ITS CAPACITY AS TRUSTEE UNDER
THE POOLING AND SERVICING
AGREEMENT ON BEHALF OF
Mortgage Capital Funding
REGISTRANT


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities


MORTGAGE CAPITAL FUNDING 1998-MC1

February 9, 1999

VIA CERTIFIED MAIL
RETURN RECEIPT REQUESTED

Mortgage Capital Funding, Inc.
399 Park Avenue, 3rd Floor
New York, New York  10043
Attention:  Mortgage Finance

Ladies & Gentlemen:

Reference is made to the Pooling and Servicing Agreement dated as of April 1, 1998, among Mortgage Capital Funding,
Inc., as Sponsor,  Citicorp Real Estate, Inc., as Mortgage
Loan Seller, Goldman Sachs Mortgage Company, as Additional
Warranting Party, AMRESCO Capital, L.P., as Additional
Warranting Party, AMRESCO Services, L.P., ("ASLP") as
Master Servicer, CRIIMI MAE Services Limited Partnership, as Special Servicer, LaSalle National Bank, as
Trustee and REMIC Administrator, and ABN AMRO Bank N.V., as Fiscal Agent, entered into in connection with Multifamily Commercial Mortgage Pass-Through Certificates,
Series 1998-MC1 (the "PSA").

As Senior Vice President of AMRESCO, I have delegated to specified officers ("Officers") the responsibility for reviewing and monitoring the activities of AMRESCO, and of our performance under the PSA.

Accordingly, pursuant to Section 3.13 of the PSA and in accordance with certifications made to me by each of the Officers, AMRESCO certifies the following:

A review of the activities of AMRESCO for the period from April 1, 1998 to December 31, 1998, and of its performance under this PSA has been made under the supervision of the Officers, who have in turn been under my supervision;

To the best of my knowledge and the Officers' knowledge, based on such review, AMRESCO has fulfilled its obligations as Servicer in all material respects under the PSA throughout the period from April 1, 1998 to December 31, 1998;

Mortgage Capital Funding, Inc.
February 9, 1999
Page 2


AMRESCO did not use any sub-servicers, other than affiliates of AMRESCO, with respect to its duties under this PSA during the period from April 1, 1998 to December 31, 1998; and

To the best of my knowledge and the Officers' knowledge, AMRESCO has not received any notice regarding the qualification, or challenging the status, of the Series
1998-MC1 as a REMIC from the Internal Revenue Service or any other governmental agency or body.

Please refer to the enclosed independent accountants' report dated January 30, 1999, delivered pursuant to Section 3.14 of the PSA, which discusses the results of their review of our activities under this PSA and which is incorporated herein by reference.

Very truly yours,



Daniel B. Kirby
Senior Vice President
AMRESCO Management, Inc., in its capacity as Master Servicer under the PSA with respect to the period from April 1, 1998 to December 31, 1998, and
AMRESCO Services, L.P.

Enclosures

cc:	Citibank, N.A.
	425 Park Avenue
	New York, New York  10043
	Attention:  Stephen E. Dietz, Esq.
		      Associate General Counsel

	Citicorp Real Estate, Inc.
	399 Park Avenue
	New York, New York  10043
	Attention:  Mr. Richard L. Jarocki, Jr.

	Goldman Sachs Mortgage Company
	c/o Goldman, Sachs & Co.
	85 Broad Street
	New York, New York  10004
	Attention:  Mr. Rolf Edwards

Mortgage Capital Funding, Inc.
February 9, 1999
Page 3


cc:	AMRESCO Capital, L.P.
	700 North Pearl Street
	Suite 2400, L.B. No. 342
	Dallas, Texas  75201
	Attention:  Mr. Edward Hurley

	CRIIMI MAE Services Limited Partnership
	1120 Rockville Pike
	Rockville, Maryland  20852
	Attention:  Mr. Brian Hanson

	CRIIMI MAE Services Limited Partnership
	1120 Rockville Pike
	Rockville, Maryland  20852
	Attention: David Iannarone, Esq.

	LaSalle National Bank
	135 South LaSalle Street
	Suite 1625
	Chicago, Illinois  60674-4107
	Attention:  ABS Group - MCFI -
			Series 1998-MC1

	ABN AMRO Bank, N.V.
	c/o 135 South LaSalle Street
	Suite 1625
	Chicago, Illinois  60674-4107
	Attention:  ABS Group - MCFI -
			Series 1998-MC1

	Standard & Poor's Ratings Services
	26 Broadway, 10th Floor
	New York, New York  10004
	Attention:  CMBS Surveillance


Mortgage Capital Funding, Inc.
February 9, 1999
Page 4


	Fitch IBCA, Inc.
	One State Street Plaza
	New York, New York  10004
	Attention:  CMBS Surveillance

	Weil, Gotshal & Manges, LLP
	767 Fifth Avenue
	New York, New York  10153-0114
	Attention:  Paul T. Cohn, Esq.






INDEPENDENT ACCOUNTANTS' REPORT
To the Board of Directors of AMRESCO Services, L.P.:
We have examined management's assertion about AMRESCO Services,L.P.'s (the "Company") (a wholly owned subsidiary of AMRESCO, INC.) compliance with the Company's servicing standards identified in the Appendix as of and for the year ended December 31, 1998, included in the accompanying management assertion. Such standards were established by the Company's management based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). Management is responsi
e with these servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.
Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicin reements.
In our opinion, management's assertion that AMRESCO Services, L.P. complied with its established servicing standards identified in the Appendix as of and for the year ended December 31, 1998, is fairly stated, in all material respects.
/s/  DELOITTE & TOUCHE LLP
February 4, 1999

1.	Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts.  These reconciliations shall
:
* be mathematically accurate;
* be prepared within forty-five (45) calendar days after the cutoff date;
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items.  These reconciling items shall be resolved within ninety (90) calendar days of their original identification.
2.	Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.
3.	Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.
II.	MORTGAGE PAYMENTS
1.	Scheduled mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.
2.	Scheduled mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.
3.	Scheduled mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.
4.	Mortgage payments identified as loan payoffs or other nonscheduled payments shall be allocated in accordance with the mortgagor's loan documents.
III.	DISBURSEMENTS
1.	Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.
2.	Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.
3.	Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.
4.	Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.
5.	Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks, or other form of payment, or custodial bank statements.
6.	Unused checks shall be safeguarded so as to prevent unauthorized access.
IV.	INVESTOR ACCOUNTING AND REPORTING
1.	The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.
V.	MORTGAGOR LOAN ACCOUNTING
1.	The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.
2.	Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.
3.	Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on an annual basis or as required by the servicing agreement.
4.	Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the servicing agreements.
VI.	DELINQUENCIES
1.	Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly.  Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans.
VII.	INSURANCE POLICIES
1.	A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

- 13 -
::ODMA\PCDOCS\DALLAS\19518\1,02/24/99, 10:10 AM, AB