Form 10-K
period 1999-12-31
MORTGAGE CAPITAL FUNDING INC
filed 2000-03-23
CIK 906521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1999

Commission File Number: 333-24489

Mortgage Capital Funding, Inc. issuer in respect of Multifamily/Commercial Mortgage Pass-Through Certificates
Series 1998-MC3
(Exact Name of registrant as specified in its charter)

Delaware      			13-3408716
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

399 Park Avenue, New York, NY 10043
(Address of Principal Executive Office)

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

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999.

Not applicable.

Number of shares of common stock outstanding as of December 31, 1999.

Not applicable.